Form 10-K
period 2004-12-31
GSR Mortgage Loan Trust 2004-11
filed 2005-03-31
CIK 1301694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __


                      Commission File Number 333-117485-02

                         GS MORTGAGE SECURITIES CORP
             (as Depositor under the Master Servicing and Trust Agreement, dated as of August 1, 2004, providing for the issuance of
               Mortgage Pass-Through Certificates, Series 2004-11)
             (Exact name of registrant as specified in its charter)

       Delaware                                       13-6357101
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

    The Registrant knows of no material pending legal proceedings involving the trust created under the Master Servicing and Trust Agreement, the trustee, any servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2004, the number of holders of each class of offered certificates was 34 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

     Annual Independent Accountants' with Management Assertion, filed as Exhibit 99.1 hereto.

     Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in Item (15)(a)(3) above.

(c)  Not Applicable.

GSR Mortgage Loan Trust 2004-11
Mortgage Pass-Through Certificates, Series 2004-11
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By:     /s/ Michelle Gill
                                          --------------------------------------
                                  Name:  Michelle Gill
                                 Title:  Vice President
                                  Date:  March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    Annual Independent Accountant's Report with Management Assertion

        a) Chase Manhattan Mortgage Corp., as Master Servicer
        b) Countrywide Home Loans Servicing LP, as Servicer
        c) Indymac Bank, F.S.B., as Servicer
        d) National City Mortgage Co., as Servicer
        e) Wells Fargo Bank, N.A., as Servicer

99.2    Annual  Servicer's Statement as to Compliance

        a) Chase Manhattan Mortgage Corp., as Master Servicer
        b) Countrywide Home Loans Servicing LP, as Servicer
        c) Indymac Bank, F.S.B., as Servicer
        d) National City Mortgage Co., as Servicer
        e) Wells Fargo Bank, N.A., as Servicer

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                                    ---------

                            DEPOSITOR CERTIFICATION

     Re: GSR Mortgage Loan Trust 2004-11 (the "Trust") Mortgage Pass-Through Certificates, Series 2004-11, issued pursuant to the Trust Agreement, dated as of August 1, 2004 (the "Trust Agreement"), among Wachovia Bank, N.A., as trustee (the "Trustee"), and JPMorgan Chase Bank, as securities administrator (in such capacity, the ("Securities Administrator") and custodian (in such capacity, the "Custodian"), and GS Mortgage Securities Corp., as depositor (the "Depositor"), and serviced by Chase Manhattan Mortgage Corp., (the "Master Servicer"), and Countrywide Home Loans Servicing LP, Indymac Bank, F.S.B., National City Mortgage Co., Wells Fargo Bank, N.A. (the "Servicers") pursuant to the respective servicing agreements (the "Servicing Agreements").


I, Michelle Gill, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.


     Date:  March 30, 2005
           --------------------------------

       By:  /s/ Michelle Gill
            --------------------------------------
     Name:  Michelle Gill
     Title: Vice President

EXHIBIT 99.1 - Annual Independent Accountants' Report with Management Assertion


        a) Chase Manhattan Mortgage Corp., as Master Servicer
        b) Countrywide Home Loans Servicing LP
        c) Indymac Bank, F.S.B.
        d) National City Mortgage Co.
        e) Wells Fargo Bank, N.A.

Chase Manhattan Mortgage Corporation
------------------------------------------------------------



PricewaterhouseCoopers, LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY  10017
Telephone:  (646)  471-3000
Facsimile:  (813)  286-6000


                       Report of Independent Auditors


To the Board of Directors of
Chase Manhattan Mortgage Corporation:


We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4, and VI.1 of the USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/ PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 23,  2005


                                                                   EXHIBIT I


             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards


March 23, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (successor by merger to Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of those USAP reports for the year ended December 31, 2004 are available as of March 23, 2005. As of March 23, 2005, the Company has obtained USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 23, 2005, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000, respectively.


By:  /s/ Diane Bentz
-----------------------------
Diane Bentz
Senior Vice President
Chase Home Finance LLC

By: /s/  Bonnie Collins
-----------------------------
Bonnie Collins
Senior Vice President
Chase Home Finance LLC




                                                                Exhibit II

                      Chase Manhattan Mortgage Corporation
                      Subservicers' USAP Report Exceptions


It is the policy of Chase Manhattan Mortgage Corporation (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2004. As of March 23, 2005, the Company has obtained and reviewed USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. The Company noted instances of noncompliance included in the USAP reports received as of March 23, 2005, which are summarized below.



Servicer                                        Exception

Cendant Mortgage  Corporation     The Company did not comply with the
                                  requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.


North Fork Bancorporation, Inc.   The mortgage interest rate changes on certain
                                  Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.


GMAC Mortgage Corporation         There were bank accounts over the course of
                                  several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004.

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA  90071


                        Independent Accountants' Report

Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2004 is fairly stated, in all material respects.

By:  /s/ KPMG LLP
---------------------------
March 17, 2005

                                                Countrywide Home Loans

                             Management's Assertion

March 17, 2005

As  of  and  for  the  year  ended  December  31,  2004,  Countrywide  Financial
Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $200 million and $100 million, respectively.

Sincerely,

/s/ Thomas K. McLaughlin
------------------------------
Executive  Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration

Ernst & Young LLP

725 South Figuroa Street
Los Angeles, CA  90017
www.ey.com



                       Report on Management's Assertion on
   Compliance with the Specified Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

            Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholder
IndyMac Bank, F.S.B.


We have examined management's assertion, included in the accompanying report titled Report of Management, that IndyMac Bank, F.S.B, (the Bank) complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Bank's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


By:  /s/ Ernst & Young LLP
---------------------------
February 23, 2005

                                                                IndyMac Bank

                      Management's Assertion on Compliance
            with the Specified Minimum Servicing Standards Set Forth
         in the Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management

We, as members of management of IndyMac Bank, F.S.B. (the Bank), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Bank's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004 and for the year then ended, the Bank had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $20,000,000.


/s/ Michael W. Perry                    /s/ Tony Ebers
---------------------                   -----------------------------
Michael W. Perry                        Tony Ebers
Chairman and                            Executive Vice President
Chief Executive Officer                 Home Loan Servicing

/s/ Scott Keys                          /s/ Jeff Lankey
----------------------                  -----------------------------
Scott Keys                              Jeff Lankey
Executive Vice President and            Senior Vice President and
Chief Financial Officer                 Chief Accounting Officer

February 23, 2005

                                                                    Exhibit A

                     Specified Minimum Servicing Standards

I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     a.  be mathematically accurate;

     b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistant from period to period;

     c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

     d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Ernest & Young LLP
1300 Huntington Building
Cleveland, Ohio

                 Report on Management's Assertion on Compliance
         with the Specified Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                        Report of Independent Accountants


Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2004. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.

/s/ Ernest & Young LLP
---------------------
March 11, 2005


                                   Exhibit A

                     Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

National City Mortgage Co.
a Subsidiary of National City Bank of Indiana
3232 Newmark Drive
Miamisburg, Ohio  45342
telephone (937) 910-1200


           Management's Assertion on Compliance with Minimum Servicing
       Standards Set Forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.


/s/  T. Jackson Case, Jr.
-------------------------
T. Jackson Case, Jr., Executive  Vice President

March 4, 2005

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA  50309


                        Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:

We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects.


By:  /s/  KPMG LLP
--------------------
February 23, 2005

Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA  50328



             Assertion of Management of Wells Fargo Home Mortgage,
                      a division of Well Fargo Bank, N.A.

As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By:  /s/ Michael J. Heid                        February 23, 2005
     --------------------------
     Michael J. Heid, Division President, Capital Markets, Finance & Administration
     Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By:  /s/ Franklin R. Codel                      February 23, 2005
     --------------------------
     Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate
     Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By:  /s/ Michael Lepore                         February 23, 2005
     --------------------------
     Michael Lepore, Executive Vice President, Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


By:  /s/ Mary Coffin                            February 23, 2005
     --------------------------
     Mary Coffin, Executive Vice President, Servicing & Post Closing Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.

EXHIBIT 99.2 - Annual Servicer's Statement as to Compliance

        a) Chase Manhattan Mortgage Corp., as Master Servicer
        b) Countrywide Home Loans Servicing LP
        c) Indymac Bank, F.S.B.
        d) National City Mortgage Co.
        e) Wells Fargo Bank, N.A.

                           OFFICER'S CERTIFICATION


Reference is made to each pooling and servicing agreement listed on Exhibit
A hereto (each, an "Agreement") entered into by Chase Home Finance LLC, as successor by merger to Chase Manhattan Mortgage Corporation and JPMorgan Chase Bank, N.A., as successor by merger to Chase Manhattan Mortgage Corporation (the "Master Servicer").

Pursuant to Article III of the Pooling and Servicing Agreement, the undersigned Officers certifies to the following:

1. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Master Servicing Agreement has been made under such officer's supervision.

2. To the best of such Officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taking by Master Servicer to cure such default.




Certified By:   /s/  Diane Bentz                Date:  March 15, 2005
                ----------------------                 ---------------
                Diane Bentz
                Senior Vice President
                Chase Home Finance LLC, as successor by merger to Chase
                Manhattan Mortgage Corporation


                /s/  Michele Paul            Date:  March 15, 2005
                ----------------------                 ---------------
                Michele Paul
                Vice President
                JPMorgan Chase Bank, N.A., as successor by merger to Chase Manhattan Mortgage Corporation


                                EXHIBIT A

Transaction                     Pooling and Servicing Agreement dated as of
-----------                     -------------------------------------------

GSR 2004-2F                     January 1, 2004
GSR 2004-3F                     February 1, 2004
GSR 2004-4                      February 1, 2004
GSAMP 2004-SEA1                 March 1, 2004
GSR 2004-6F                     May 1, 2004
GSR 2004-SD1                    July 1, 2004
GSR 2004-8F                     July 1, 2004
GSR 2004-9                      July 1, 2004
GSR 2004-10F                    August 1, 2004
GSR 2004-11                     August 1, 2004
GSRPM 2004-1                    August 1, 2004
GSMPS 2004-4                    October 4, 2004
GSR 2004-13F                    October 1, 2004
GSR 2004-15F                    December 1, 2004

Countrywide
400 Countrywide Way, SV-44
Simi Valley, California 93065-6298
(805) 520-5100

March 23, 2005

Goldman Sachs (CRA ARM)
85 Broad Street 6th Floor
New York, NY  10004
Attn:  John Makarinos

                         ANNUAL STATEMENT OF COMPLIANCE

I, Joseph M. Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the applicable servicing agreements (the "Servicing Agreements") with respect to the transactions listed on Exhibit A (collectively, the "Servicers") for Countrywide Mortgage Obligations, Inc. and Countrywide Home Loans Servicing LP., the following:

I have reviewed the activities and performances of the Servicer during the fiscal year ended December 31, 2004 under the applicable Servicing Agreements and, to the best of my knowledge, based on my review, each Servicer has fulfilled all of its duties, responsibilities or obligations under the Servicing Agreements throughout the fiscal year.

By: /s/ Joseph M. Candelario                    March 23, 2005
----------------------------                    --------------
Joseph M. Candelario                            Date
First Vice President
Compliance Officer
Loan Administration

re: Investor numbers:
7002449, 7801017, 7801019, 7801020, 7801021, 7801023, 7801025,
7801028, 7801029, 7801059, 7801119, 7801125, 3001173, 7003965, 7004080, 7004136,
7004142, 7004245, 7004336, 7004337, 7004338, 7004398, 7004550, 7004633, 7004634,
7004635, 7004649, 7004737, 7004773, 7004779, 7004858, 7004863, 7004874, 7004875,
3770130



                EXHIBIT A

GSR 2004-2F
GSR 2004-3F
GSR 2004-4
GSR 04-5
GSR 2004-7
GSR 04-8F
GSR 2004-9
GSR 04-10F
GSR 04 11
GSR 2004-12
GSR 2004-14
GSR 2004-15F

GSAMP 2004-AR1
GSAMP 2004-AR2
GSAMP 2004-HE2

GSAA 04-CW1
GSAA 2004-3
GSAA 04-5
GSAA 04-7
GSAA 04-8
GSAA 04-9
GSAA 04-10
GSAA 2004-11

IndyMac Bank

                              Officer's Certificate

The following shall certify, to the best of my knowledge, that (1) a review of the activities of the Servicer during the preceding fiscal year and of performance under this Agreement has been made under such officer's supervision
(2) based on such review, IndyMac Bank, Inc. acting as Servicer, has fulfilled all of its obligations under this Agreement throughout such fiscal year, and (3) all reports and information provided to the Owner by the Servicer, pursuant to the Servicer's reporting requirements under the Agreement, are accurate and complete in all material respects. Copies of such statement may be provided by the Owner to any Person identified as a prospective purchaser of the Mortgage Loans.


                                           By:  /s/ Robert M. Abramian
                                                ----------------------
                                                Robert M. Abramian
                                                Vice President
                                                Home Loan Servicing
                                                Investor Reporting
                                                IndyMac Bank

Prepared for:   JP Morgan Chase Bank

Date:           March 1, 2005

Ref: GSR Mortgage Loan Trust 2004-11, executed by GS Mortgage Securities Corp., as Depositor, Chase Manhattan Mortgage Corporation, as Master Servicer, IndyMac, Inc., Servicer, GSR 2004-11. IndyMac Inv #402 Sale #496

National City Mortgage                          National City Mortgage Co.
                                                3232 Newmark Drive
                                                Mimisburg, Ohio 45342
                                                Telephone (937) 910-1200

                                                Mailing Address
                                                P.O. Box 1820
                                                Dayton, Ohio 45401-1820


                         Annual Statement of Compliance

RE:     GSR 2003-7F
        GSR 2003-9
        GSR 2004-3F
        GSR 2004-9
        GSR 2004-6F
        GSR 2004-10F
        GSR 2004-11
        GSR 2004-13F


(i) A review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision,

(ii) The Servicer has fully complied with the provisions of this Agreement and

(iii)To the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.



National City Mortgage

Certified by: /s/ T. Jackson Case, Jr.             Date: 3/16/2005
             -----------------------
             T. Jackson Case, Jr.

Title:      Executive Vice President

Wells Fargo Home Mortgage, Inc.
One Home Campus
Des Moines, IA  50328-0001


March 1, 2005

RE:  2004 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2004:

     1. All real estate taxes, bonds assessments and other lienable items have been paid.

     2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

     3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

     4. We have made all property inspections as required.

     5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar
        agreements  and to the best of this officer's   knowledge, the  Servicer
        has fulfilled   all  of  its  duties, responsibilities or obligations of
        such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

By:     /s/ John B. Brown
        ------------------
        John B. Brown
        Vice President
        Wells Fargo Home Mortgage, Inc.